Form 10QSB
period 2007-03-31
CAVALIER HOLDINGS, INC.
filed 2007-08-17
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to

Commission file number 000-52531

CAVALIER HOLDINGS, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Delaware	20-8429161
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2808 East North Street, Ste 27 Greenville, S. C.	29615
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (864) 292-3208

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).
Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of August 13, 2007 was 4,000,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Forward-Looking Statements

When used herein, the words “may,” “could,” “estimate,” “believe,” “anticipate,” “think,” “intend,” “expect” and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve known and unknown risks and uncertainties, and other factors, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. Forward-looking statements made by Cavalier Holdings, Inc. (“Cavalier” or the “Company”) are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CAVALIER HOLDINGS, INC.

Balance Sheet
March 31, 2007
(unaudited)

ASSETS

Current Assets
Cash	$100

Total Current Assets	$100

LIABILITIES AND STOCKHOLDER'S' DEFICIT
Current Liabilities
Accrued Expenses	$4,009

Total Current Liabilities	4,009

Stockholder's Deficit
Preferred stock, $.0001 par value; authorized: 10,000,000 shares;
shares issued and outstanding: None

Common stock, $.0001 par value; authorized: 50,000,000 shares;
issued and outstanding: 4,000,000 shares	400
Additional paid-in capital	6,399
Accumulated deficit	(10,708)

Total Stockholder's Deficit	(3,909)

Total Liabilities and Stockholder's Deficit	$100

See notes to unaudited financial statements

CAVALIER HOLDINGS, INC.
Statement of Operations
(unaudited)
For the Period February 7, 2007 (Inception) to March 31, 2007

Revenues	$-

General and Administrative Expenses	(10,708)

Net Loss	$(10,708)

Basic and diluted net loss per share	*

Basic and diluted weighted average common shares outstanding	4,000,000

* Less than $.01, per share

See notes to unaudited financial statements

CAVALIER HOLDINGS, INC.

Statement of Cash Flows
(unaudited)
For the Period February 7, 2007 (Inception) to March 31, 2007

Cash flow from operating activities
Net loss	$(10,708)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accrued expenses	4,009

Net cash used in operating activities	(6,699)

Cash flow from financing activities
Proceeds from issuance of common stock	5,299
Capital contribution	1,500

Net cash provided by financing activities	6,799

Net increase in cash and cash - end of period	$100

See notes to unaudited financial statements

CAVALIER HOLDINGS, INC.

Notes to Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Cavalier Holdings, Inc. (Company) was incorporated in Delaware on February 7, 2007 to raise equity and search for a business. The Company is inactive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of CAVALIER HOLDINGS, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-SB filed on March 28, 2007. Interim results are not necessarily indicative of the results for a full year

The financial statements include all the accounts of the Company.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. EQUITY

On February 7, 2007 (inception), as amended February 21, 2007, the Company has authorized 50,000,000 shares of common stock, $.0001 par value, per share, and 10,000,000 shares of preferred stock, $.0001 par value, per share.

On February 7, 2007, the Company issued 4,000,000 shares of common stock in exchange for an initial capital contribution of $5,299. In addition, all expenses incurred by the Company were paid by the sole stockholder and have been charged to additional paid-in-capital.

4. GOING CONCERN AND MANAGEMENT' S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

We have not realized any revenues from operations since February 7, 2007 (inception), and are inactive. It is unlikely we will have any revenues unless we are able to effect an acquisition, or merger with an operating company. As of March 31, 2007, we had cash of $100 and through March 31, 2007, our sole stockholder has paid all our operating expenses.

Our plan for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. We provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We have incurred operating losses and negative operating cash flow since inception and future losses are anticipated. Our plan of operations, even if successful, may not result in cash flow sufficient to finance and expand our business. These factors raise substantial doubt about our ability to continue as a going concern. Realization of assets is dependent upon management’s plans to meet our financing requirements and the success of our future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  On February 7, 2007, we sold 4,000,000 shares of our common stock to our president, Leo Mentzelopoulos, for an aggregate purchase price of $5,299. Such shares were sold under the Securities Act of 1933, as amended, in reliance on the exemption provided therein.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of Cavalier Holdings, Inc. (1)
3.2	Certificate of Amendment of Cavalier Holdings, Inc. (1)
3.3	By-Laws of Cavalier Holdings, Inc. (1)
31.1
Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer of Cavalier Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1
Certification of the Principal Executive Officer and Principal Financial Officer of Cavalier Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

_______________________________
(1) Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 28, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALIER HOLDINGS, INC. (Registrant)

Dated: August 16, 2007	By: /s/ Leo Mentzelopoulos
Leo Mentzelopoulos President