Form 10QSB
period 2007-06-30
CAVALIER HOLDINGS, INC.
filed 2007-08-20
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to _________

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of August 13, 2007, was 4,000,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☑

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
June 30, 2007
(unaudited)

ASSETS

Current Assets
Cash	$100

Total Current Assets	$100

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued Expenses	$4,009

Total Current Liabilities	4,009

Stockholder's Deficit
Preferred stock, $.0001 par value; authorized: 10,000,000 shares;
shares issued and outstanding: None

Common stock, $.0001 par value; authorized: 50,000,000 shares;
issued and outstanding: 4,000,000 shares	400
Additional paid-in capital	6,899
Accumulated deficit	(11,208)

Total Stockholders' Deficit	(3,909)

Total Liabilities and Stockholder's Deficit	$100

See notes to unaudited financial statements

CAVALIER HOLDINGS, INC.
Statement of Operations
(unaudited)

	For the Three Months Ended June 30, 2007	For the Period February 7, 2007 (inception) to June 30, 2007

Revenues	$-	$-

General and Administrative Expenses	(500)	(11,208)

Net Loss	$(500)	$(11,208)

Basic and diluted net loss per share	*	*

Basic and diluted weighted average common shares outstanding	4,000,000	4,000,000

* Less than $.01, per share

See notes to unaudited financial statements

CAVALIER HOLDINGS, INC.

Statement of Cash Flows
(unaudited)
For the Period February 7, 2007 (inception) to June 30, 2007

Cash flow from operating activities
Net loss	$(11,208)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accrued expenses	4,009

Net cash used in operating activities	(7,199)

Cash flow from financing activities
Proceeds from issuance of common stock	5,299
Capital contribution	2,000

Net cash provided by financing activities	7,299

Net increase in cash and cash - end of period	$100

See notes to unaudited financial statements.

CAVALIER HOLDINGS, INC.

Notes to Financial Statements

(Unaudited)

1. ORGANIZATION AND OPERATIONS

Cavalier Holdings, Inc. (Company) was incorporated in Delaware on February 7, 2007 to raise equity and search for a business. The Company is currently inactive.

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

4. GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

We have not realized any revenues from operations for the three month period ended June 30, 2007 and we are inactive. It is unlikely we will have any revenues unless we are able to effect an acquisition, or merger with an operating company. As of June 30, 2007, we had cash of $100 and through June 30, 2007, our sole stockholder has paid all our operating expenses.

Our plan for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates. We can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of Cavalier Holdings, Inc. (1)

3.2	Certificate of Amendment of Cavalier Holdings, Inc. (1)

3.3	By-Laws of Cavalier Holdings, Inc. (1)

31.1
Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer of Cavalier Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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