Form 10QSB
period 2007-09-30
CAVALIER HOLDINGS, INC.
filed 2007-11-19
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to  ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of November 19, 2007 was 4,000,000 shares.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CAVALIER HOLDINGS, INC.

Balance Sheet
September 30, 2007
(unaudited)

ASSETS
Current Assets
Cash	$100

Total Current Assets	$100

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued Expenses	$12,509

Total Current Liabilities	12,509

Stockholder's Deficit
Preferred stock, $.0001 par value; authorized: 10,000,000 shares;
shares issued and outstanding: None

Common stock, $.0001 par value; authorized: 50,000,000 shares;
issued and outstanding: 4,000,000 shares	400
Additional paid-in capital	6,899
Accumulated deficit	(19,708)

Total Stockholders' Deficit	(12,409)

Total Liabilities and Stockholder's Deficit	$100

See accompanying notes to unaudited financial statements

CAVALIER HOLDINGS, INC.
Statement of Operations
(unaudited)

	For the three months ended September 30, 2007	For he period February 7, 2007 (inception) to September 30, 2007

Revenues	$-	$-

General and Administrative Expenses	8,500	19,708

Net Loss	$(8,500)	$(19,708)

Basic and diluted net loss per share	*	*

Basic and diluted weighted average common shares outstanding	4,000,000	4,000,000

* Less than $.01, per share

See accompanying notes to unaudited financial statements

CAVALIER HOLDINGS, INC.

Statement of Cash Flows
(unaudited)
For the Period February 7, 2007 (inception) to September 30, 2007

Cash flow from operating activities
Net loss	$(19,708)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	12,509

Net cash used in operating activities	(7,199)

Cash flow from financing activities
Proceeds from issuance of common stock	5,299
Capital contribution	2,000

Net cash provided by financing activities	7,299

Net increase in cash for the period and cash - end of period	$100

See accompanying notes to unaudited financial statements

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

On February 7, 2007 (inception), as amended February 21, 2007, the Company has authorized 50,000,000 shares of common stock, $.001 par value, per share, and 10,000,000 shares of preferred stock, $.001 par value, per share.

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

Item 2. Management’s Plan of Operation.

Plan of Operation. We have not realized any revenues from operations for the three month period ended September 30, 2007 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, As of September 30, 2007, we had cash of $100 and through September 30, 2007, our sole stockholder has paid all our operating expenses.

Our plan for the next twelve months shall be to continue efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September 30, 2007.

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

31.1
Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer of Cavalier Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

CAVALIER HOLDINGS, INC. (Registrant)

Dated: November 19, 2007	By:
Leo Mentzelopoulos
President