Form 10KSB
period 2007-12-31
CAVALIER HOLDINGS, INC.
filed 2008-04-14
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☐  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934:

☒ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT OF 1934

For the transition period from March 1, 2007 through December 31, 2007

CAVALIER HOLDINGS, INC.
(Name of small business in its charter)

Delaware	20-8429161
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

2808 East North Street, Ste 27
Greenville, S.C. 29615
(864) 292-3208
(Address and Telephone Number including area code
of registrant’s principal executive offices):

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0.00

As of April 14, 2008, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $0.00

As of April 14, 2008, there were 4,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Plan of Operation,” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cavalier Holdings, Inc. (the “Company” or “Cavalier Holdings”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

Overview

References in this Report to "Cavalier Holdings," "we," "our," "us," and the "Registrant" refer to Cavalier Holdings, Inc.

Cavalier Holdings was incorporated in the State of Delaware on February 7, 2007. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company.

Business of the Registrant.

We are, based on proposed business activities, a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”), defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under the SEC Rule 12b-2 under the Securities Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	The ability to use registered securities to make acquisitions of assets or businesses;

•	Increased visibility in the financial community;

•	The facilitation of borrowing from financial institutions;

•	Improved trading efficiency;

•	Shareholder liquidity;

•	Greater ease in subsequently raising capital;

•	Compensation of key employees through stock options for which there may be a market valuation;

•	Enhanced corporate image; and

•	A presence in the United States capital markets.

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Registrant, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. All of our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We are voluntarily filing this Registration Statement with the SEC and we are under no obligation to do so under the Exchange Act.

•	We are not required to deliver an annual report to security holders, and at this time, do not anticipate the distribution of such a report.

•	We will file reports with the SEC. We will be a reporting company and will comply with the requirements of the Exchange Act.

ITEM 1A - RISK FACTORS

WITH NO OPERATING HISTORY AND MINIMAL ASSETS CAVALIER HOLDINGS’ BUSINESS IS DIFFICULT TO EVALUATE.

We have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure that we can identify a suitable business opportunity and consummate a business combination.

AN INVESTMENT IN CAVALIER HOLDINGS IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

Our proposed business operations will depend to a great extent on the operations, financial condition and management of the identified target company in a business combination. While management prefers a business combination with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

As a result of our not yet identifying any assets, property or business that we may acquire, potential investors in us have virtually no substantive information upon which to base a decision of whether to invest in us, making an investment in us with our present and proposed business operations is highly speculative in nature and involves an extremely high degree of risk. In addition, our present and proposed business operations are subject to the same risks inherent in any new and unproven venture, and will include without limitation those types of risk factors outlined below.

CAVALIER HOLDINGS DOES NOT HAVE ANY EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

CAVALIER HOLDINGS’ FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

CAVALIER HONDINGS WILL EXPERIENCE SIGNIFICANT COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies, venture capital and private equity firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

CAVALIER HOLDINGS HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

CAVALIER HOLDINGS’ MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT THE COMPANY’S ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

CAVALIER HOLDINGS IS CONTROLED BY ITS SOLE STOCK HOLDER.

Our sole stockholder, Leo Mentzelopoulos, is our sole officer and director. Mr. Mentzelopoulos currently owns all of our issued and outstanding stock. As a result, the stockholder controls our operations and will have the ability to control all of the matters submitted to stockholders for approval, including:

•	amendment of our certificate of incorporation and by-laws;

•	election of our board of directors;

•	removal of any directors; and

•	adoption of measures that could delay or prevent a change of control or impede a merger, business combination or similar transaction.

Our sole stockholder will have complete control over our management and affairs. Thus, his ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

CAVALIER HOLDINGS MAY HAVE A CONFLICT OF INTEREST WITH ITS SOLE OFFICER AND DIRECTOR.

Conflicts of interest create the risk that management may have an incentive to act adversely to our interests. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our officer and director may be involved with other blank check companies and conflicts may arise in the pursuit of business combinations with such other blank check companies with which he may in the future be affiliated. If we and the other blank check companies that our officer and director is affiliated with desire to take advantage of the same opportunity, then such officer and director would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE CAVALIER HOLDINGS FROM ENTERING INTO A MERGER OR ACQUSITION WITH THE MOST ATTRATIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

CAVALIER HOLDINGS’ PROPOSED OPERATIONS WILL PROBABLY RESULT IN THE LACK OF DIVERSIFICATION.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

ANY BUSINESS COMBINATION WILL PROBABLY RESULT IN A CHANGE IN CONTROL AND CHANGE IN MANAGEMENT.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our stockholder to sell or transfer all or a portion of his common stock. The resulting change in control will likely result in removal of our present officer and director and a corresponding reduction in or elimination of his participation in our future affairs.

CAVALIER HOLDINGS MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT ITS OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences. In addition, we currently produces no products or services, therefore, it is not presently subject to any governmental regulation in this regard. However, in the event that we engage in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

ANY POTENTIAL ACQUSITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT CAVALIER HOLDINGS TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR CAVALIER HOLDINGS’ COMMON STOCK, AND LIQUIDITY OF SHARES OF COMMON STOCK OF CAVALIER HOLDING IS VERY LIMITED.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Furthermore, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and files a registration statement under the Securities Act thereafter. As a result, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under the Securities Act which requires that securities issued while an entity is a “blank check” or “shell” company are not available for resale without registration under federal securities laws. Additionally, compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

CAVALIER HOLDINGS HAS NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND DOES NOT INTEND TO PAY ANY DIVIDENS IN THE NEAR FUTURE.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

CAVALIER HOLDINGS MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN ITS BUSINESS, WHICH MAY INCREASE ITS COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

CAVALIER HOLDINGS’ BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTILL IT MERGES WITH OR ACQUIRES AN OPERATING BUSINESS.

We are an inactive company and have had no revenues from operations since inception. We may not realize any revenues unless and until we successfully merge with or acquire an operating business. We can provide no assurance that any acquired venture will produce any material revenues for us or our stockholders or that such a venture will operate on a profitable basis.

CAVALIER HOLDINGS INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

AUTHORIZATION OF PREFERRED STOCK.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

BECAUSE CAVALIER HOLDINGS MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION IT MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

CAVALIER HOLDINGS CANNOT ASSURE THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, ITS COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

ITEM 2 - DESCRIPTION OF PROPERTY

We neither rent nor own any properties. We utilize the office space and equipment of our officer and director at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

Cavalier Holdings is not aware of any material, existing or pending legal proceedings against Cavalier Holdings, Inc., nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the period February 7, 2007 (inception) to December 31, 2007.

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Common Stock is not trading on any stock exchange. We are not aware of any market activity in our Common Stock since its inception through the date of this filing.

(b) Holders. As of December 31, 2007 there was one record holder of 4,000,000 shares of our Common Stock.

(c) Dividends. We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.  N/A

ITEM 6 - PLAN OF OPERATION

(a) Plan of Operation.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We may also have to raise funds from a private placement of our securities pursuant to Regulation D under the Securities Act.

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation.

We have not had any operating income since our inception on February 7, 2007. We do not currently engage in any business activities that provide cash flow. For the period from February 7, 2007 (inception) through February 28, 2007 and for the ten months ended December 31, 2007, we recognized net losses of $5,199 and $18,509, respectively, resulting from expenses mainly associated with legal and accounting expenses. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)  filing of Exchange Act reports, and

(ii)  costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer/director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 7 FINANCIAL STATEMENTS

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2008, the Company dismissed its independent registered public accounting firm, Raich Ende Malter & Co. LLP (“REMCo”). Raich Ende Malter & Co. LLP has never issued an opinion on the financials statements of the Company. The report of Most & Company, LLP, the Company’s previous independent registered accounting firm, which combined its practice into Raich Ende Malter & Co. LLP effective August 8, 2008, as of February 28, 2007 and for the period from February 7, 2007 (Inception) through February 28, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

The decision to change accountants was approved by the Company's board of directors on April 10,, 2008 and on such date Li & Company, LP (“Li”) was engaged as the Company's new independent registered public accountants. The Company did not consult Li regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

During the Company's most recent fiscal year, there were no disagreements with REMCo on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of REMCo, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-B.

The Company has made the contents of its Form 8-K available to REMCo and requested it to furnish a letter to the SEC as to whether REMCo agrees or disagrees with, or wishes to clarify the Company's expression of their views.

Item 8A(T). CONTROLS AND PROCEDURTES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in applicable securities laws.

As required by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report Form 10-KSB report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

Our sole officer and director and additional information concerning him is as follows. These are the only persons whose activities are expected to be material to the Company prior to the completion of any merger or acquisition transaction.

Name	Age	Position
Leo Mentzelopoulos	77	President, Secretary, Treasurer and Director

Leo Mentzelopoulos has been our President, Secretary, Treasurer and director since February 2007. Mr. Mentzelopoulos is a business entrepreneur in South Carolina with over twenty years experience in the restaurant/food and wine industry. For the past five years, Mr. Mentzelopoulos has been involved in the ownership, management and operations of two restaurants in Greenville, South Carolina.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. We have no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

EMPLOYMENT AGREEMENTS

None of the Company's officers, directors, advisors or key employees are currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

ITEM 10 - EXECUTIVE COMPENSATION

Our sole officer and director has not received any cash remuneration since inception. Our officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Our only officer and director intends to devote a limited time to our affairs.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2007, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Leo Mentzelopoulos (1) c/o Cavalier Holdings, Inc. 2808 East North Street, Ste. 27 Greenville, South Carolina	4,000,000	100%

All officers and directors as a group (1 individual)	4,000,000	100%

(1)	Leo Mentzelopoulos is President, Secretary, Treasurer and sole director of Cavalier Holdings.

(b) Changes in Control.

There are no present arrangements or pledges of our securities which may result in a change in control of us.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBITS

31.1	Chief Executive and Financial Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002#

*	Filed herewith

#	Furnished herewith

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Cavalier Holdings has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on April 14, 2008.

Cavalier Holdings Inc..

By:	/s/ Leo Mentzelopoulos
Leo Mentzelopoulos
Chairman of the Board, President and Chief Executive and Financial Officer

CAVALIER HOLDINGS, INC.

DECEMBER 31, 2007

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2007 and February 28, 2007	F-3

Statements of Operations for the Ten Months Ended December 31, 2007 and the Period
From February 7, 2007 (inception) through February 28, 2007	F-4

Statement of Stockholders’ Equity (Deficit) for the period from February 7, 2007 (inception)
through December 31, 2007	F-5

Statements of Cash Flows for the Ten Months Ended December 31, 2007 and the Period
From February 7, 2007 (inception) through February 28, 2007	F-6

Notes to the Financial Statements	F-7 to F-11

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavalier Holdings, Inc.
Greenville, South Carolina

We have audited the accompanying balance sheets of Cavalier Holdings, Inc. (the “Company”) as of December 31, 2007 and February 28, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the ten months ended December 31, 2007 and the period from February 7, 2007 through February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavalier Holdings, Inc. as of December 31, 2007 and February 28, 2007and the results of its operations and its cash flows for the ten months ended December 31, 2007 and the period from February 7, 2007 through February 28, 2007in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has incurred losses since inception and has an accumulated deficit of $23,708 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 14, 2008

CAVALIER HOLDINGS, INC.

Balance Sheets
December 31, 2007 and February 28, 2007

	December 31,	February 28,
	2007	2007
ASSETS
Current Assets:
Cash	$100	$100

Total current assets	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$12,500	$-
Advance from related party	4,009	-
Total current liabilities	16,509	-

Stockholders' Equity (Deficit):
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 50,000,000 shares authorized; 4,000,000 shares issued and outstanding	400	400
Additional paid-in capital	6,899	4,899
Accumulated deficit	(23,708)	(5,199)
Total stockholders’ equity (deficit)	(16,409)	100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$100	$100

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.

Statements of Operations

	For the Ten Months Ended December 31,	For the Period from February 7, 2007 (Inception) through February 28,
	2007	2007
Operating Expenses:
General and administrative	$18,509	$5,199
Total operating expenses	18,509	5,199
Loss before income taxes	(18,509)	(5,199)
Provision for income taxes	-	-

Net loss	$(18,509)	$(5,199)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.

Statement of Stockholders’ Equity (Deficit)
For the Period from February 7, 2007 (Inception) through December 31, 2007

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 7, 2007 (inception)	4,000,000	$400	$4,899	$-	$5,299
Net loss				(5,199)	(5,199)
Balance, February 28, 2007	4,000,000	400	4,899	(5,199)	100

Contributions to capital			2,000		2,000

Net loss				(18,509)	(18,509)
Balance, December 31, 2007	4,000,000	$400	$6,899	$(23,708)	$(16,409)

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.

Statements of Cash Flows

	For the Ten Months Ended December 31,	For the Period from February 7, 2007 (Inception) through February 28,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,509)	$(5,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	12,500	-
Net Cash Used in Operating Activities	(6,009)	(5,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	4,009	-
Sale of common stock	-	5,299
Contributions to capital	2,000	-
Net Cash Provided by Financing Activities	6,009	5,299

NET CHANGE IN CASH	-	100

CASH AT BEGINNING OF PERIOD	100	-
CASH AT END OF PERIOD	$100	$100

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.

Notes to the Financial Statements
December 31, 2007

NOTE 1 - ORGANIZATION

Cavalier Holdings, Inc. (“Cavalier” or the “Company”) was incorporated in the State of Delaware on February 7, 2007 to raise equity and search for a business. The Company is currently inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

On April 10, 2008 the Company changed its fiscal year from February 28 to December 31. Accordingly, this report includes the results of operations for the ten months ended on December 31, 2007.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Net Loss Per Common Share

Basic net loss per common share has been calculated by dividing the net loss for the period by the basic weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of December 31, 2007 or February 28, 2007.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2007, the Company is currently inactive and is seeking merger opportunities. This factor, among others, indicates that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - ADVANCE FROM RELATED PARTY

During the ten months ended December 31, 2007, the Company received advances from a related party in the amount of $4,009, all of which remain outstanding at December 31, 2007. The advances are non-interest bearing and are included in current liabilities.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company was incorporated as a C corporation on February 7, 2007 at which time 4,000,000 shares of common stock were issued to the Company’s founders in exchange for $5,299.

During the ten month period ended December 31, 2007, the Company’s principal shareholder paid certain expenses of the Company in the amount of $2,000. This amount was recorded as additional contributed capital at December 31, 2007.

NOTE 6 - INCOME TAXES

At December 31, 2007, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of approximately $24,000 that may be offset against future taxable income through 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $8,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

There are no significant differences between the Company’s operating results for financial reporting purposes than for income tax purposes.

For the ten month period ended December 31, 2007 and the period from February 7, 2007 (inception) through February 28, 2007, the Company applied the Federal statutory tax rate of 34%. Deferred income taxes consist of the following:

	Ten Months Ended December 31, 2007	Period From February 7, 2007 (Inception) through February 28, 2007
Deferred tax assets
Net operating loss carry-forwards	$1,800	$—
Current period provision	6,200	1,800
	8,000	1,800
Valuation allowance	(8,000)	(1,800)
	$—	$—