Form 10-Q
period 2008-03-31
CAVALIER HOLDINGS, INC.
filed 2008-05-15
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	4,000,000

Transitional Small Business Disclosure Format (check one):

Yes   ☐          No ☒

TABLE OF CONTENTS

INDEX	Page

FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007

Statement of Operations for the three months ended March 31, 2008 (unaudited), the period from February 7, 2007 (inception) through March 31, 2007 (unaudited), and the period from February 7, 2007 (inception) through March 31, 2008 (unaudited)

Statement of Cash Flows for the three months ended March 31, 2008 (unaudited), the period from February 7, 2007 (inception) through March 31, 2007 (unaudited), and the period from February 7, 2007 (inception) through March 31, 2008 (unaudited)

Notes to Unaudited Financial Statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
CAVALIER HOLDINGS, INC.
Balance Sheet
March 31, 2008

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$89	$100

Total Assets	$89	$100

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued expenses	$16,627	$12,500
Advance from related party	9,509	4,009

Total Current Liabilities	26,136	16,509

Stockholder's Deficit
Preferred stock, $.0001 par value; authorized: 10,000,000 shares; shares issued and outstanding: None
No shares issued and outstanding

Common stock, $.0001 par value; authorized: 50,000,000 shares; 4,000,000 shares issued and outstanding	400	400
Additional paid-in capital	6,899	6,899
Accumulated deficit	(33,346)	(23,708)

Total Stockholders' Deficit	(26,047)	(16,409)

Total Liabilities and Stockholder's Deficit	$89	$100

See accompanying notes to financial statements

CAVALIER HOLDINGS, INC.
Statements of Operations

	For The Three Months Ended Months 31, 2008	For The Period February 7, 2007 (inception) to March 31, 2007	For The Period February 7, 2007 (inception) to March 31, 2008
Revenues
	$-	$-	$-

General and Administrative Expenses	9,638	10,708	33,346

Net Loss	$(9,638)	$(10,708)	$(33,346)

Net loss per share - basic and diluted	(.00)*	(.00)*	(00)*

Weighted average common shares outstanding - basic and diluted	4,000,000	4,000,000	4,000,000

* Less than $.01, per share

See accompanying notes to financial statements

CAVALIER HOLDINGS, INC.
Statements of Cash Flows

	For The Three Months Ended March 31, 2008	For the Period February 7, 2007 (inception) to March 31, 2007	For the Period February 7, 2007 (inception) to March 31, 2008
Cash flow from operating activities
Net loss	$(9,638)	$(10,708)	$(33,346)
Adjustments to reconcile net loss to net cash used in operating activities Increase in accrued expenses	4,127	4,009	16,627

Net cash used in operating activities	(5,511)	(6,699)	(16,719)

Cash flow from financing activities
Proceeds from issuance of common stock	-	5,299	5,299
Capital contribution	-	1,500	2,000
Advance from related party	5,500	-	9,509

Net cash provided by financing activities	5,500	6,799	16,808

Net (decrease) increase in cash for the period	(11)	100	89

Cash at beginning of the period	100	-	-

Cash at end of the period	$89	$100	$89

See accompanying notes to financial statements

CAVALIER HOLDINGS, INC.

Notes to Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Cavalier Holdings, Inc. (Company) was incorporated in Delaware on February 7, 2007 to raise equity and search for a business. The Company is currently inactive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-B of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of CAVALIER HOLDINGS, Inc. together with the Company’s Plan of Operations in the Company’s Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year

The financial statements include all the accounts of the Company.

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

5. ADVANCE FROM RELATED PARTY

During the three months ended March 31, 2008, the Company received advances from a related party in the amount of $5,500. The total amount of advances from the related party that remained unpaid at March 31, 2008 was $9,509. The advances are non-interest bearing and are included in current liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation. We have not realized any revenues from operations for the three month period ended March 31, 2008 and we are inactive. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company. As of March 31, 2008, we had cash of $89 and through March 31, 2008, all our operating expenses have been paid by our sole stockholder and through advances from a related party.

Our plan for the next twelve months shall be to continue efforts to locate suitable acquisition candidates. The Company can provide no assurance that a suitable candidate may be located or that a transaction may be consummated on terms that are favorable to the Company orthat it can continue to satisfy its cash requirements for at least the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4. Controls and Procedures.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended March 31, 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit  Description of Exhibit

31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALIER HOLDINGS, INC.
(Registrant)

Dated: May 15, 2008	By:	/s/ Leo Mentzelopoulos
Leo Mentzelopoulos
President