Form 10-Q
period 2008-06-30
CAVALIER HOLDINGS, INC.
filed 2008-08-14
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number 000-52531

CAVALIER HOLDINGS, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-8429161
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2808 East North Street, Ste 27 Greenville, S. C.	29615
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (864) 292-3208

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2008, are as follows:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CAVALIER HOLDINGS, INC.
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,600	$100
TOTAL ASSETS	$2,600	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$20,927	$12,500
Advance from related party	9,509	4,009
Total Current Liabilities	30,436	16,509

STOCKHOLDER’S DEFICIT:
Preferred stock at $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock at $0.0001 par value; 50,000,000 shares authorized; 4,000,000 shares issued and outstanding respectively	400	400
Additional paid-in capital	6,899	6,899
Deficit accumulated during the development stage	(35,135)	(23,708)
Total Stockholder’s Deficit	(27,836)	(16,409)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,600	$100

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
Statements of Operations
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues	$-	$-
Operating expenses:
General and administrative	1,789	500
Total operating expenses	1,789	500
Loss before income taxes	(1,789)	(500)
Income tax provision	-	-
Net loss	$(1,789)	$(500)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
Statements of Operations
(Unaudited)

	Six Months Ended June 30, 2008	The Period From February 7, 2007 (Inception) through June 30, 2007
Revenues	$-	$-
Operating expenses:
General and administrative	11,427	11,208
Total operating expenses	11,427	11,208
Loss before income taxes	(11,427)	(11,208)
Income tax provision	-	-
Net loss	$(11,427)	$(11,208)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	The Period From February 7, 2007 (Inception) through June 30, 2007
Cash flow from operating activities:
Net loss	$(11,427)	$(11,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	8,427	4,009
Net cash used in operating activities	(3,000)	(7,199)
Cash flow from financing activities:
Proceeds from issuance of common stock	-	5,299
Capital contribution	-	2,000
Advance from related party	5,500	-
Net cash provided by financing activities	5,500	7,299
Net increase in cash	2,500	100
Cash at beginning of period	100	-
Cash at end of period	$2,600	$100

CAVALIER HOLDINGS, INC.

Notes to Financial Statements
(Unaudited)

1. ORGANIZATION AND OPERATIONS

Cavalier Holdings, Inc. (“Cavalier” or the “Company”) was incorporated in Delaware on February 7, 2007 to raise equity and search for a business. The Company is currently inactive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company, together with the Company’s Plan of Operations in the Company’s Transitional Report on Form 10-KSB for the period ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

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

Recently Issued Accounting Pronouncements

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

5. ADVANCE FROM RELATED PARTY

During the six months ended June 30, 2008, the Company received advances from a related party in the amount of $5,500. The total amount of advances from the related party that remained unpaid at June 30, 2008 was $9,509. The advances are non-interest bearing and are included in current liabilities.

Item 2. Management’s Plan of Operation.

Plan of Operation. We have not realized any revenues from operations for the six month period ended June 30, 2008 and we are inactive. It is unlikely the Company will have any revenues unless we are able to effect an acquisition or merger with an operating company. As of June 30, 2008, we had cash of $2,600 and through June 30, 2008, all our operating expenses have been paid by our sole stockholder and through advances from a related party.

Our plan for the next twelve months shall be to continue efforts to locate suitable acquisition candidates. The Company can provide no assurance that a suitable candidate may be located or that a transaction may be consummated on terms that are favorable to the Company or that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4.Controls and Procedures.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

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

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALIER HOLDINGS, INC. (Registrant)

Dated: August14, 2008	By:	/s/ Leo Mentzelopoulos
Leo Mentzelopoulos President