Form 10-Q
period 2008-09-30
CAVALIER HOLDINGS, INC.
filed 2009-08-07
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______.

CAVALIER HOLDINGS, INC.
(Exact name of registrant as specified in Charter

Delaware	000-52531	20-8429161
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2808 East North Street, Ste 27
Greenville, S.C. 29615
(Address of Principal Executive Offices)

(864) 292-3208
(Issuer Telephone number)

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2009: 4,000,000 shares of common stock.

CAVALIER HOLDINGS, INC.
FORM 10-Q
September 30, 2008

ITEM 1. Financial Information

CAVALIER HOLDINGS, INC.

Page #
FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	4

Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (Unaudited)	5

Statements of Operations for the Nine Months Ended September 30, 2008 and for the period from February 7, 2007 (Inception) through September 30, 2007(Unaudited)	6

Statements of cash flows for the Nine Months Ended September 30, 2008 and for the period from February 7, 2007 (Unaudited) through September 30, 2007(Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

ITEM 1 Financial Information

CAVALIER HOLDINGS, INC.
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,600	$100
TOTAL ASSETS	$2,600	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$24,049	$12,500
Advance from related party	9,509	4,009
Total Current Liabilities	33,558	16,509

STOCKHOLDER’S DEFICIT:
Preferred stock at $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 50,000,000 shares authorized; 4,000,000 shares issued and outstanding	400	400
Additional paid-in capital	6,899	6,899
Deficit accumulated during the development stage	(38,257)	(23,708)

Stockholder’s Deficit	(30,958)	(16,409)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,600	$100

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenues	$-	$-

Operating expenses:
General and administrative	3,122	8,500

Total operating expenses	3,122	8,500

Loss before income taxes	(3,122)	(8,500)

Income tax provision	-	-

Net loss	$(3,122)	$(8,500)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
Statements of Operations
 (Unaudited)

	Nine Months Ended September 30, 2008	The Period From February 7, 2007 (Inception) through September 30, 2007

Revenues	$-	$-

Operating expenses:
General and administrative	14,549	19,708

Total operating expenses	14,549	19,708

Loss before income taxes	(14,549)	(19,708)

Income tax provision	-	-

Net loss	$(14,549)	$(19,708)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September, 2008	The Period From February 7, 2007 (Inception) through September 30, 2007

Cash flow from operating activities:
Net loss	$(14,549)	$(19,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	11,549	12,509

Net cash used in operating activities	(3,000)	(7,199)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	5,299
Capital contribution	-	2,000
Advance from related party	5,500	-

Net cash provided by financing activities	5,500	7,299

Net increase in cash	2,500	100
Cash at beginning of period	100	-
Cash at end of period	$2,600	$100

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
September 30, 2008 and 2007
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

4.	EQUITY

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

5. ADVANCE FROM RELATED PARTY

The total amount of advances from the related party that remained unpaid at September 30, 2008 was $9,509. The advances are non-interest bearing and are included in current liabilities.

Item 2. Management’s Plan of Operation.

Plan of Operation. We have not realized any revenues from operations for the nine month period ended September 30, 2008 and we are inactive. It is unlikely the Company will have any revenues unless we are able to effect an acquisition or merger with an operating company. As of September 30, 2008, we had cash of $2,600 and through September 30, 2008, all our operating expenses have been paid by our sole stockholder and through advances from a related party.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

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

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September  30, 2008.

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

CAVALIER HOLDINGS, INC. (Registrant)

Dated: August 7, 2009	By:	/s/ Leo Mentzelopoulos
Leo Mentzelopoulos President