Form 10-K
period 2008-12-31
CAVALIER HOLDINGS, INC.
filed 2009-10-01
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

EMISSARY CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8429161
(State or other jurisdiction of incorporation)	(IRS employer ID Number)

420 Lexington Avenue, Suite 300
New York, NY 10170
(212) 297-6218
 (Address and Telephone Number including area code
of registrant’s principal executive offices)

Cavalier Holdings, Inc.
 (Former Name or Former Address if Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indcate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐.    No  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year.  $0.00

As of September 22, 2009, the aggregate market value of the shares of common stock held by non-affiliates (computed by reference to the most recent offering price of such shares) was $0.00

As of September 22, 2009, there were 16,272,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements for purposes of the Securities Act and the Exchange Act. These statements are based on many assumptions and estimates and are not guarantees of future performance and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Emissary Capital Group, Inc. (the “Company” or “Emissary”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

Overview

References in this Report to "Emissary," "we," "our," "us," and the "Registrant" refer to Emissary Capital Group, Inc.

Emissary was incorporated in the State of Delaware on February 7, 2007. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company.

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

ITEM 1A – RISK FACTORS

WITH NO OPERATING HISTORY AND MINIMAL ASSETS OUR BUSINESS IS DIFFICULT TO EVALUATE.

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

AN INVESTMENT IN THE COMPAN IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

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

THE COMPANY DOES NOT HAVE ANY EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

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

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

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

WE WILL EXPERIENCE SIGNIFICANT COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

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

WE HAVE CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

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

OUR MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT THE COMPANY’S ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

WE ARE CONTROLLED BY ITS SOLE STOCKHOLDER.

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

WE MAY HAVE A CONFLICT OF INTEREST WITH ITS SOLE OFFICER AND DIRECTOR.

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

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE EMISSARY FROM ENTERING INTO A MERGER OR ACQUSITION WITH THE MOST ATTRATIVE PRIVATE COMPANIES.

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

OUR PROPOSED OPERATIONS WILL PROBABLY RESULT IN THE LACK OF DIVERSIFICATION.

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

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT ITS OPERATIONS.

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

ANY POTENTIAL ACQUSITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT EMISSARY TO ADDITIONAL RISKS.

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

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS VERY LIMITED.

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

WE HAVE NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND DO NOT INTEND TO PAY ANY DIVIDENS IN THE NEAR FUTURE.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

WE MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN ITS BUSINESS, WHICH MAY INCREASE ITS COST OF DOING BUSINESS.

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

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTILL IT MERGES WITH OR ACQUIRES AN OPERATING BUSINESS.

We are an inactive company and have had no revenues from operations since inception. We may not realize any revenues unless and until we successfully merge with or acquire an operating business. We can provide no assurance that any acquired venture will produce any material revenues for us or our stockholders or that such a venture will operate on a profitable basis.

WE INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

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

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

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

WE CANNOT ASSURE THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

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

ITEM 3 - LEGAL PROCEEDINGS

We are not aware of any material, existing or pending legal proceedings nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the period January 1, 2008 to December 31, 2008.

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) Market Information . The Common Stock is not trading on any stock exchange. We are not aware of any market activity in our Common Stock since its inception through the date of this filing.

(b) Holders . As of December 31, 2008 there was one record holder of 4,000,000 shares of our Common Stock.

(c) Dividends . We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans . N/A

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(b) Management’s Discussion and Analysis of Financial Condition and Results of Operation .

We have not had any operating income since our inception on February 7, 2007. We do not currently engage in any business activities that provide cash flow. For the period from February 7, 2007 (inception) through February 28, 2007 and for the ten months ended December 31, 2007,  we recognized net losses of $5,199 and $18,509, respectively, resulting from expenses mainly associated with legal and accounting expenses. For the period ended December 31, 2008, we recognized net losses of $ 19,259, resulting from expenses mainly associated with legal and accounting expenses.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8-  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A(T)-  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report Form 10-K report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external consultant, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

Our sole officer and director and additional information concerning him is as follows. These are the only persons whose activities are expected to be material to the Company prior to the completion of any merger or acquisition transaction.

Name	Age	Position
Leo Mentzelopoulos	77	President, Secretary, Treasurer and Director
____________________
Leo Mentzelopoulos has been our President, Secretary, Treasurer and director since February 2007. Mr. Mentzelopoulos is a business entrepreneur in South Carolina with over twenty years experience in the restaurant/food and wine industry. For the past five years, Mr. Mentzelopoulos has been involved in the ownership, management and operations of two restaurants in Greenville, South Carolina.

(b) Significant Employees . None.

(c) Family Relationships . None.

(d) Involvement in Certain Legal Proceedings . There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees . We have no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

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

ITEM 11 - EXECUTIVE COMPENSATION

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

 (a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2008, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.
Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Leo Mentzelopoulos (1) c/o Cavalier Holdings, Inc. 2808 East North Street, Ste. 27 Greenville, South Carolina	4,000,000	100%

All officers and directors as a group (1 individual)	4,000,000	100%

__________________

Leo Mentzelopoulos is President, Secretary, Treasurer and sole director of Emissary.

(b) Changes in Control ..

There are no present arrangements or pledges of our securities which may result in a change in control of us.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

         The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

December 31, 2007:	$6,000	Li & Company, LP
December 31, 2008:	$7,500	Li & Company, LP

Audit Related Fees

         The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

December 31, 2007:	$0	Li & Company, LP
December 31, 2008:	$0	Li & Company, LP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

         The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

December 31, 2007:	$0	Li & Company, LP
December 31, 2008:	$0	Li & Company, LP

All Other Fees

         The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

December 31, 2007:	$0	Li & Company, LP
December 31, 2008:	$0	Li & Company, LP

ITEM 15- EXHIBITS

3.1*	Certificate of Incorporation, as amended, of the Registrant

3.2*	By-laws of the Registrant

31.1*	Chairman of the Board and Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chairman of the Board and Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Director, President and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

#	Furnished herewith

* Incorporated by reference to the Company’s registration statement on Form 10SB, filed with the Securities Commission on March 28, 2007, as amended.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Emissary has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated on September 22, 2009.

Cavalier Holdings, Inc.

By: /s/  Amit Tandon
Amit Tandon
Chairman of the Board and
Chief Executive Officer

EMISSARY CAPITAL GROUP, INC.
(FORMERLY CAVALIER HOLDINGS, INC.)

DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Emissary Capital Group, Inc.
(Formerly Cavalier Holdings, Inc.)
New York, New York

We have audited the accompanying balance sheets of Emissary Capital Group, Inc. (formerly Cavalier Holdings, Inc.) (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and the ten months ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007and the results of its operations and its cash flows for the year ended December 31, 2008 and the ten months ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has incurred losses since inception and has an accumulated deficit of $42,967 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
September 8, 2009

EMISSARY CAPITAL GROUP, INC.
(FORMERLY CAVALIER HOLDINGS, INC.)

Balance Sheets
	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$2,600	$100
TOTAL ASSETS	$2,600	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$27,209	$12,500
Advance from related party	11,059	4,009
Total Current Liabilities	38,268	16,509

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	400	400
Additional paid-in capital	6,899	6,899
Accumulated deficit	(42,967)	(23,708)

Stockholders’ Deficit	(35,668)	(16,409)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,600	$100

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.
(FORMERLY CAVALIER HOLDINGS, INC.)

Statements of Operations

	For the Year Ended December 31, 2008	For the Ten Months Ended December 31, 2007

Revenues	$-	$-

Operating expenses:
General and administrative	19,259	18,509

Total operating expenses	19,259	18,509

Loss before income taxes	(19,259)	(18,509)

Income tax provision	-	-

Net loss	$(19,259)	$(18,509)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.
(FORMERLY CAVALIER HOLDINGS, INC.)

Statement of Stockholders’ Equity (Deficit)
For the Period from February 28, 2007 through December 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

February 28, 2007	4,000,000	$400	$4,899	$(5,199)	$100

Contribution to capital			2,000		2,000

Net loss				(18,509)	(18,509)

Balance, December 31, 2007	4,000,000	400	6,899	(23,708)	(16,409)

Net loss				(19,259)	(19,259)

Balance, December 31, 2008	4,000,000	$400	$6,899	$(42,967)	$(35,668)

See accompanying notes to financial statements.

EMISSARY CAPITAL GROUP, INC.
(FORMERLY CAVALIER HOLDINGS, INC.)

Statements of Cash Flows

	Year Ended December 31, 2008	For The Ten Months Ended December 31, 2007

Cash flow from operating activities:
Net loss	$(19,259)	$(18,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	16,259	12,500

Net cash used in operating activities	(3,000)	(6,009)

Cash flow from financing activities:
Capital contribution	-	2,000
Advance from related party	5,500	4,009

Net cash provided by financing activities	5,500	6,009

Net increase in cash	2,500	-
Cash at beginning of period	100	100
Cash at end of period	$2,600	$100

See accompanying notes to financial statements.

EMISSARY CAPITAL GROUP, INC.
(FORMERLY CAVALIER HOLDINGS, INC.)

December 31, 2008 and 2007
Notes to the Financial Statements

1.    ORGANIZATION AND OPERATIONS

Cavalier Holdings, Inc. was incorporated in Delaware on February 7, 2007 to raise equity and search for a business. The Company is currently inactive. On August 28, 2009, the shareholders of the Company approved an amendment to its articles of incorporation to change the name of the Company to Emissary Capital, Group, Inc. (“Emissary” or  the “Company”).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

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

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31 2008 or 2007, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2008 or for the ten months ended December 31, 2007.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending June 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

On August 28, 2009, in association with the acquisition of Emissary Capital Group, LLC (see note 7), the shareholders of the Registrant approved an amendment to the Registrant’s articles of incorporation to (i) increase the number of authorized capital stock from 50,000,000 shares to 110,000,000 shares of which 100,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.0001 per share (the “Preferred Stock”). The financial statements give effect to such amendment.

 5.    ADVANCE FROM RELATED PARTY

The total amount of advances from the related party that remained unpaid at December 31, 2008 was $9,509. The advances are non-interest bearing and are included in current liabilities.

6.    INCOME TAXES

Deferred tax assets

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $42,967 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,609 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $14,609.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $6,548 and $6,293 for the year ended December 31, 2008 and for the ten months ended December 31, 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$14,609	8,061
Less valuation allowance	(14,609)	(8,061)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Ten Months Ended December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

7.     SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through September 8, 2009, the date these financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On August 28, 2009, the Company acquired Emissary Capital Group, LLC, a privately owned Delaware limited liability company (“Emissary”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  Emissary was organized under the laws of the State of Delaware on November 5, 2008.  Emissary is a company whose principal operations include providing strategic consulting and research services to emerging growth companies primarily based in India and China. Upon consummation of the Exchange, the Registrant adopted the business plan of Emissary.

Pursuant to the terms of the Exchange, the Company acquired Emissary in exchange for an aggregate of 12,047,500 newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 16,047,500 shares of the Company  common stock issued and outstanding. As a result of the Exchange, Emissary became a wholly-owned subsidiary of the Company.  The Company shares were issued to the members of Emissary on a pro rata basis, on the basis of the membership interests of Emissary held by such Emissary member at the time of the Exchange.

Immediately subsequent to the Exchange on August 28, 2009, the shareholders of the Registrant approved an amendment to the Registrant’s articles of incorporation to (i) increase the number of authorized capital stock from 50,000,000 shares to 110,000,000 shares of which 100,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.0001 per share (the “Preferred Stock”), (ii) change the name of the Registrant to Emissary Capital Group, Inc., and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the General Corporation Law of the State of Delaware (hereinafter, along with any similar designation relating to any other class of stock that may hereafter be authorized, referred to as a “Preferred Stock Designation”), to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof (“Blank Check Preferred Stock”).

At the effective time of the Acquisition, the board of directors was reconstituted by the resignation of Leo Mentzelopoulos from his role as the Registrant’s sole officer and director, and the appointment of: Amit Tandon as Chairman and Chief Executive Officer and Ajay Tandon as Director, President and Chief Financial Officer; Albert Lee as Executive Vice President, Research; and Charles J. Duff as Executive Vice President, Corporate Finance (each of whom served in similar capacities with Emissary immediately prior to the Exchange). In connection with his appointment, Charles J. Duff entered into an Option Agreement with the Registrant where upon the satisfaction of certain conditions precedent, he will receive the option to purchase up to 800,000 shares of Common Stock at $0.15 per share. The options must vest on or before April 1, 2010 and expire two years from the date of  the Agreement ..

Simultaneously with the issuance of the Exchange Shares, the Company accepted subscriptions to purchase 9 Units consisting of 225,000 shares of the Company’s Common Stock and a warrant to purchase an additional 67,500 shares of Common for an aggregate purchase price of $225,000.

The former holders of membership interests of Emissary now beneficially own approximately 74% of the outstanding shares of Company Common Stock on a fully diluted basis. Accordingly, the Exchange represents a change in control. As of the date of this report, there are 4,000,000 shares of Common Stock issued and outstanding.   For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Emissary, under the purchase method of accounting, and was treated as a recapitalization with Emissary as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Emissary.