Form 10-Q
period 2009-03-31
CAVALIER HOLDINGS, INC.
filed 2009-10-01
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

EMISSARY CAPITAL GROUP, INC.
 (Exact name of registrant as specified in Charter

Delaware	000-52531	20-8429161
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2800 East North Street, Ste 27
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

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 21, 2009: 16,272,500 shares of common stock.

EMISSARY CAPITAL GROUP, INC.
FORM 10-Q
March 31, 2009

 ITEM 1. Financial Information

EMISSARY CAPITAL GROUP, INC.

1

EMISSARY CAPITAL GROUP, INC.
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,600	$2,600
TOTAL ASSETS	$2,600	$2,600

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$39,996	$27,209
Advance from related party	9,509	11,059
Total Current Liabilities	49,505	38,268

STOCKHOLDER’S DEFICIT:
Preferred stock at $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding	400	400
Additional paid-in capital	6,899	6,899
Deficit accumulated during the development stage	(54,204)	(42,967)

Stockholder’s Deficit	(46,905)	(35,668)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,600	$2,600

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.
Statements of Operations
 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues	$-	$-

Operating expenses:
General and administrative	11,237	9,638

Total operating expenses	11,237	9,638

Loss before income taxes	(11,237)	(9,638)

Income tax provision	-	-

Net loss	$(11,237)	$(9,638)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.
Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash flow from operating activities:
Net loss	$(11,237)	$(9,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	11,237	4,127

Net cash used in operating activities	-	(5,511)

Cash flow from financing activities:
Advance from related party	-	5,500

Net cash provided by financing activities	-	5,500

Net (decrease) increase in cash	-	(11)
Cash at beginning of period	2,600	100
Cash at end of period	$2,600	$89

EMISSARY CAPITAL GROUP, INC.
 March 31, 2009 and 2008
Notes to Financial Statements
 (Unaudited)

1.	ORGANIZATION AND OPERATIONS

Cavalier Holdings, Inc. was incorporated in Delaware on February 7, 2007 to raise equity and search for a business. The Company is currently inactive. On August 28, 2009, the shareholders of the Company approved an amendment to its articles of incorporation to change the name of the Company to Emissary Capital Group, Inc. (“Emissary” or the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company, together with the Company’s Plan of Operations in the Company’s Transitional Report on Form 10-K for the period ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

On August 28, 2009, in association with the acquisition of Emissary Capital Group, LLC (see footnote 7), the shareholders of the Registrant approved an amendment to the Registrant’s articles of incorporation to (i) increase the number of authorized capital stock from 50,000,000 shares to 110,000,000 shares of which 100,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.0001 per share (the “Preferred Stock”). The financial statements give effect to such amendment.

5.	ADVANCE FROM RELATED PARTY

In 2008, the Company received advances from a related party in the amount of $5,500. The total amount of advances from the related party that remained unpaid at March 31, 2009 was $9,509. The advances are non-interest bearing and are included in current liabilities.

6.	SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before the financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

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

Immediately subsequent to the Exchange on August 28, 2009, the shareholders of the Registrant approved an amendment to the Registrant’s articles of incorporation to (i) increase the number of authorized capital stock from 50,000,000 shares to 110,000,000 shares of which 100,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.0001 per share (the “Preferred Stock”), (ii) change the name of the Registrant to Emissary Capital Group, Inc., and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the General Corporation Law of the State of Delaware (hereinafter, along with any similar designation relating to any other class of stock that may hereafter be authorized, referred to as a “Preferred Stock Designation”), to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

At the effective time of the Acquisition, the board of directors was reconstituted by the resignation of Leo Mentzelopoulos from his role as the Registrant’s sole officer and director, and the appointment of: Amit Tandon as Chairman and Chief Executive Officer, Ajay Tandon as Director, President and Chief Financial Officer; Albert Lee as Executive Vice President, Research; and Charles J. Duff as Executive Vice President, Corporate Finance (each of whom served in similar capacities with Emissary immediately prior to the Exchange). In connection with his appointment, Charles J. Duff entered into an Option Agreement with the Registrant where upon the satisfaction of certain conditions precedent, he will receive the option to purchase up to 800,000 shares of Common Stock at $0.15 per share. The options must vest on or before April 1, 2010 and expire two years from the date of  the Agreement .

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

Item 2. Management’s Plan of Operation.

Plan of Operation. We have not realized any revenues from operations for the six month period ended March 31, 2009 and we are inactive. It is unlikely the Company will have any revenues unless we are able to effect an acquisition or merger with an operating company. As of March 31, 2009, we had cash of $2,600 and through March 31, 2009, all our operating expenses have been paid by our sole stockholder and through advances from a related party.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

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

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended March 31, 2009.

2

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMISSARY CAPITAL GROUP, INC. (Registrant)

Dated: September___, 2009	By:	/s/ Leo Mentzelopoulos
President

4