Form 10-Q
period 2009-06-30
CAVALIER HOLDINGS, INC.
filed 2009-10-01
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 21, 2009: 16,272,500 shares of common stock.

EMISSARY CAPITAL GROUP, INC.
FORM 10-Q
June 30, 2009
INDEX

ITEM 1. Financial Information

EMISSARY CAPITAL GROUP, INC.

1

ITEM 1 Financial Information

EMISSARY CAPITAL GROUP, INC.
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,600	$2,600
TOTAL ASSETS	$2,600	$2,600

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$41,295	$28,759
Advance from related party	9,509	9,509
Total Current Liabilities	50,804	38,268

STOCKHOLDER’S DEFICIT:
Preferred stock at $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock at $0.0001 par value; 100,000,000 shares authorized; 4,000,000 shares issued and outstanding respectively	400	400
Additional paid-in capital	6,899	6,899
Deficit accumulated during the development stage	(55,503)	(42,967)

Stockholder’s Deficit	(48,204)	(35,668)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,600	$2,600

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.
Statements of Operations
 (Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$-	$-

Operating expenses:
General and administrative	1,299	1,789

Total operating expenses	1,299	1,789

Loss before income taxes	(1,299)	(1,789)

Income tax provision	-	-

Net loss	$(1,299)	$(1,789)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.
Statements of Operations
 (Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenues	$-	$-

Operating expenses:
General and administrative	12,536	11,427

Total operating expenses	12,536	11,427

Loss before income taxes	(12,536)	(11,427)

Income tax provision	-	-

Net loss	$(12,536)	$(11,427)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	4,000,000	4,000,000

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.
Statements of Cash Flows
 (Unaudited)

	Six Months Ended June, 30, 2009	Six Months Ended June, 30, 2008

Cash flow from operating activities:
Net loss	$(12,536)	$(11,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	12,536	8,427

Net cash used in operating activities	-	(3,000)

Cash flow from financing activities:
Advance from related party	-	5,500
Net cash provided by financing activities	-	5,500

Net increase in cash	-	2,500
Cash at beginning of period	2,600	100
Cash at end of period	$2,600	$2,600

See accompanying notes to the financial statements.

EMISSARY CAPITAL GROUP, INC.

Notes to Financial Statements
June 30, 2009
(Unaudited)

1.	ORGANIZATION AND OPERATIONS

Cavalier Holdings, Inc. was incorporated in Delaware on February 7, 2007 to raise equity and search for a businessT.T The Company is currently inactive.  On August 28, 2009, the shareholders of the Company approved an amendment to its articles of incorporation to change the name of the Company to Emissary Capital Group, Inc. (“Emissary” or the “Company”)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company, together with the Company’s Plan of Operations in the Company’s Transitional Report on Form 10-KSB for the period ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

The total amount of advances from the related party that remained unpaid at June 30, 2009 was $9,509. The advances are non-interest bearing and are included in current liabilities.

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

TItem 2. Management’s Plan of Operation. T

TPlan of OperationT. We have not realized any revenues from operations for the six month period ended June 30, 2009 and we are inactive. It is unlikely the Company will have any revenues unless we are able to effect an acquisition or merger with an operating company. As of June 30, 2009, we had cash of $2,600 and through June 30, 2009, all our operating expenses have been paid by our sole stockholder and through advances from a related party.

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

TItem 3. Quantitative and Qualitative Disclosures About Market RiskT

The Company is not exposed to market risk related to interest rates or foreign currencies.

TItem 4. Controls and Procedures.T

TEvaluation of disclosure controls and proceduresT. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-QT. T

TChanges in internal controlsT. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2009.

2

TPART II — OTHER INFORMATIONT

TItem 1. Legal Proceedings. T

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

TItem 2. Unregistered Sales of Equity Securities and Use of Proceeds. T

None.

TItem 3. Defaults Upon Senior Securities.T

None.

TItem 4. Submission of Matters to a Vote of Security Holders.T

None.

TItem 5. Other Information. T

None.

TItem 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMISSARY CAPITAL GROUP, INC. (Registrant)

Dated: September 21, 2009	By:	/s/ Amit Tandon
Amit Tandon Chairman of the Board and Chief Executive Officer

3