Form 10-Q
period 2009-09-30
CAVALIER HOLDINGS, INC.
filed 2009-11-23
CIK 1394489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

CAVALIER HOLDINGS, INC.
 (Exact name of registrant as specified in Charter

Delaware	000-52531	20-8429161
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

420 Lexington Avenue, Suite 300
New York, New York 10170
(Address of Principal Executive Offices)

(212) 297-6218
(Issuer Telephone number)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 23, 2009: 16,047,500  shares of common stock.

CAVALIER HOLDINGS, INC.
FORM 10-Q
September 31, 2009
INDEX

ITEM 1. Financial Information

CAVALIER HOLDINGS, INC.

CAVALIER HOLDINGS, INC.
Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash	$152,702	$217,651
Prepaid expenses	-	5,076
Investments	15,100	-
Total Current Assets	167,802	222,727

Security deposit	17,200	17,200

TOTAL ASSETS	$185,002	$239,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$46,295	$4,755
Deferred revenue	42,334	13,125
Advance from stockholder	48,164	22,276

Total Current Liabilities	136,793	40,156
Stockholders' Equity:

Preferred stock at $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized,16,272,500 and 16,047,500 shares issued and outstanding	1,628	1,605
Additional paid-in capital	367,056	223,395
Accumulated deficit	(320,475)	(25,229)
Total Stockholders’ Equity	48,209	199,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,002	$239,927

See accompanying notes to the consolidated financial statements.

CAVALIER HOLDINGS, INC.
Statements of Operations
 (Unaudited)

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009

Revenue	$33,923	$46,022

Operating Expenses:
Compensation	6,315	76,595
Consulting	69,988	96,967
Professional fees	14,649	33,544
Rent expense	30,193	88,066
General and administrative	29,136	46,096
Total Operating Expenses	150,281	341,268

Loss before income taxes	(116,358)	(295,246)

Income taxes	-	-

Net loss	$(116,358)	$(295,246)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	16,130,652	16,063,306

See accompanying notes to the financial statements.

CAVALIER HOLDINGS, INC.
Statements of Cash Flows
 (Unaudited)

For the Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5,076
Increase in investments	(15,100)
Increase in accrued expenses	14,331
Increase in deferred revenue	29,209

Net Cash Used in Operating Activities	(261,730)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from reverse acquisition	2,600
Net Cash Provided by Investing Activities	2,600

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net of cost	194,181

Net Cash Provided by Financing Activities	194,181

NET CHANGE IN CASH	(64,949)

CASH AT BEGINNING OF PERIOD	217,651
CASH AT END OF PERIOD	$152,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-
Taxes paid	$-

CAVALIER HOLDINGS, INC.
September 30, 2009
Notes to Financial Statements
 (Unaudited)

NOTE 1 – ORGANIZATION

Cavalier Holdings, Inc. (“Cavalier” or the “Company”) was incorporated under the laws of the State of Delaware on February 7, 2007 to raise equity and search for a business.

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

As a result of the ownership interests of the former shareholders of Emissary, for financial statement reporting purposes, the merger between the Company and Emissary has been treated as a reverse acquisition with Emissary deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Emissary (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Emissary which are recorded at historical cost.  The equity of the Company is the historical equity of Emissary retroactively restated to reflect the number of shares issued by the Company in the transaction.

Emissary Capital Group, LLC (“Emissary”), is a limited liability company organized on November 5, 2008 under the laws of the State of Delaware.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on October 1, 2009 and the financial statements of Emissary for the year ended December 31, 2008 and notes thereto contained in the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009.

The consolidated financial statements include all the accounts of Cavalier as of and for the interim period ended September 30, 2009.  Cavalier is included as of August 28, 2009 (Date of acquisition) and for the period from August 28, 2009 (Date of acquisition) through September 30, 2009.  All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Investments

Investments in certain securities may be classified into three categories:

•	Held-to-Maturity—Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

•
Trading Securities—Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

•
Available-for-Sale—Debt and equity securities not classified as either securities held-to-maturity or trading securities are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders’ equity.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, investments, accrued expenses, deferred revenues and advances from officer/related party, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common shares

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and potentially outstanding shares of common shares during each period. There were 67,500 warrants excluded as their effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $320,472 a net loss and net cash used in operations of $295,246 and $261,730 for the interim period ended September 30, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – INVESTMENT

During the quarter, the Company entered into a financial advisory and independent equity research consulting agreement to perform advisory services for a term one year.  The Company received 100,000 shares of restricted common stock.  A discount of 90% was applied to the valuation of the restricted common stock’s closing stock price of $0.39 on the date of issuance.

NOTE 5– DEFERRED REVENUE

On October 2, 2008, the Company entered into a financial advisory agreement to perform advisory services for a term of one year.  The Company received a retainer of $17,500 which has been recorded as deferred revenue and is being amortized over the term of the agreement.

On January 26, 2009, the Company entered into a financial advisory agreement to perform advisory services for a term one year.  The Company received a retainer of $7,500 which has been recorded as deferred revenue and is being amortized over the term of the agreement.

On June 24, 2009, the Company entered into a financial advisory and independent equity research consulting agreement to perform advisory services for a term one year.  The Company received $10,000 which has been recorded as deferred revenue and is being amortized over the term of the agreement.

NOTE 6 – ADVANCES FROM STOCKHOLDER

Through September 30, 2009, stockholders have advanced the Company $48,164.  The advances are payable on demand and bear no interest.

NOTE 7 - STOCKHOLDERS’ EQUITY

On August 28, 2009 the Company accepted subscriptions to purchase 9 Units consisting of 225,000 shares of the Company’s Common Stock and a warrant to purchase an additional 67,500 shares of Common for an aggregate purchase price of $225,000.

NOTE 8 – CONCENTRATION OF RISK

For the three months ended September 30, 2009, three unrelated customers comprised 100% of total revenues.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of September 30, 2009 through November 23, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there was a reportable subsequent event to be disclosed.

In November 2009, the Board of Directors and the holders of a majority of Company outstanding common stock of the Registrant approved an amendment to the Registrant’s articles of incorporation to (i) increase the number of authorized capital stock from 50,000,000 shares to 110,000,000 shares of which 100,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.0001 per share (the “Preferred Stock”), (ii) change the name of the Registrant to Emissary Capital Group, Inc., and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the General Corporation Law of the State of Delaware (hereinafter, along with any similar designation relating to any other class of stock that may hereafter be authorized, referred to as a “Preferred Stock Designation”), to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof (“Blank Check Preferred Stock”).

Item 2. Management’s Plan of Operation.

Acquisition and Reorganization

On August 28, 2009, the Acquisition of Emissary Capital Group, Inc. (“Emissary”) was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of Emissary, and excludes the prior operations of the Registrant.

Overview

We are a New York City-based company that provides strategic consulting and research services to emerging growth companies primarily based in India and China.  We provide a diversified array of services to small and medium sized private companies, generally defined as those with annual revenues under $200 million, in order to assist them to become publicly traded companies in the U.S.  We earn consulting fees in cash and equity based upon the scope of services rendered.  We seek to enhance our clients’ value, including business development advice, strategic consulting, management consulting and corporate governance advisory services.  In certain circumstances, we also seek to provide investment capital to our portfolio company clients in order to expand their growth potential.

We believe that an opportunity exists for value creation in the emerging markets countries, especially India and China, which are among the world's fastest growing economies.  Based upon our relationships and on-the-ground knowledge in India and China, we believe we are able to assist these companies to access the U.S. capital markets.  We seek to utilize our regulatory, legal, accounting and financial expertise to provide knowledge as well as access to capital to fast growing companies which intend on becoming world class, global enterprises.

Our activities generate the following principal sources of revenue:

advisory fees, which are derived from strategic advisory services;
realized and unrealized gains with respect to securities held for our own account;
fees for our issuer-sponsored research report product;
other miscellaneous sources of revenues, such as interest.

Although we have multiple sources of revenue, most of our revenue is derived from our advisory services and consists of advisory fees earned. We do not separately prepare reports or analyze financial data or operating results, such as operating expenses, profit and loss or assets, for our various operating units.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have generated minimal revenues. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We are seeking equity financing to provide for the capital required to implement our operations. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $152,702 as of September 30, 2009.  On the same date, accrued expenses and other liabilities outstanding totaled $136,793.

Since inception, the Company has expended substantial resources on formulating and developing its business plan. Consequently, we have sustained substantial losses.  The Company has an accumulated deficit of $320,472 at September 30, 2009.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended December 31, 2008, contained going concern language.  On August 28, 2009, the Company had accepted subscriptions for shares of the Company’s common stock and warrants in the aggregate amount of $225,000.  This sum is insufficient for us to continue our operations through the current fiscal year.  If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend marketing and developing its products and services and establishing client relationships.

As of the date of this report, we have yet to generate any significant revenues from our business operations.

Commitments

On October 2, 2008, the Company entered into a financial advisory agreement to perform advisory services for a term of one year.  The Company received a retainer of $17,500 which has been recorded as deferred revenue and is being amortized over the term of the agreement.

On January 26, 2009, the Company entered into a financial advisory agreement to perform advisory services for a term one year.  The Company received a retainer of $7,500 which has been recorded as deferred revenue and is being amortized over the term of the agreement.

On June 24, 2009, the Company entered into a financial advisory and independent equity research consulting agreement to perform advisory services for a term one year.  The Company received $10,000 which has been recorded as deferred revenue and is being amortized over the term of the agreement.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

CONTRACTUAL OBLIGATIONS:

Not applicable.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

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

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September 30, 2009.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2009, the Company acquired Emissary Capital Group, LLC, a privately owned Delaware limited liability company (“Emissary”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  Emissary was organized under the laws of the State of Delaware on November 5, 2008.  Emissary’s principal operations include providing strategic consulting and research services to emerging growth companies primarily based in India and China.  Upon consummation of the Exchange, the Company adopted the business plan of Emissary.

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

Simultaneously with the issuance of the Exchange Shares, we accepted subscriptions to purchase 9 Units consisting of 225,000 shares of the Company’s Common Stock and a warrant to purchase an additional 67,500 shares of Common for an aggregate purchase price of $225,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Subsequent to the Exchange on August 28, 2009, the shareholders of the Company approved an amendment to the Company’s articles of incorporation to (i) increase the number of authorized capital stock from 50,000,000 shares to 110,000,000 shares of which 100,000,000 shares will be Common Stock and 10,000,000 shares will be preferred stock par value $0.0001 per share (the “Preferred Stock”), (ii) change the name of the Company to Emissary Capital Group, Inc., and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the General Corporation Law of the State of Delaware (hereinafter, along with any similar designation relating to any other class of stock that may hereafter be authorized, referred to as a “Preferred Stock Designation”), to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof (“Blank Check Preferred Stock”). Upon the filing of a Definitive Information Statement and effectiveness of the name change, the Company intends to apply to the Financial Industry Regulatory Authority to apply for its stock symbol on the Over the Counter Bulletin Board. The Company is considered a services company at this time.

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

CAVALIER HOLDINGS, INC. (Registrant)

Dated: November 23, 2009	By:	/s/ Amit Tandon
Chairman of the Board, Chief Executive Officer